Form 10-K
period 2024-12-31
Duke Energy Progress SC Storm Funding LLC; DUKE ENERGY PROGRESS, LLC.
filed 2025-03-28
CIK 2008486, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number	Exact Name of Registrants as Specified in their Charters, State or Other Jurisdiction of Incorporation or Organization, Address of Principal Executive Offices, Zip Code and Registrants' Telephone Number	IRS Employer Identification No.
333-276553-01	DUKE ENERGY PROGRESS SC STORM FUNDING LLC	99-0724467
(a Delaware limited liability company)
411 Fayetteville Street
Raleigh, North Carolina 27601
800-488-3853

1-3382	DUKE ENERGY PROGRESS, LLC	56-0165465
(Depositor and Sponsor)
(a North Carolina limited liability company)
411 Fayetteville Street
Raleigh, North Carolina 27601
800-488-3853
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Duke Energy Progress SC Storm Funding LLC                      Yes ☐ No ☒
Duke Energy Progress, LLC (Duke Energy Progress)                     Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. (Response applicable to all registrants.) Yes ☐ No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants have filed a report on and attestation to their managements' assessment of the effectiveness of their internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued their audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
None
Auditor Firm ID: 34      Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, NC

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 2. Properties.
Item 1B. Unresolved Staff Comments.
None.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Selected Financial Data.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Progress SC Storm Funding LLC ("DEPSCSF") as of December 31, 2024:

Name	Age	Current and Recent Positions Held
Michael P. Callahan	49
Senior Vice President & Treasurer, Duke Energy Progress and Duke Energy Corporation. Mr. Callahan assumed his role as Senior Vice President & Treasurer in 2024. In addition, he assumed his role as President, Treasurer, Chief Financial Officer, and Manager of DEPSCSF in November 2024.

Cynthia S. Lee	58
Senior Vice President, Chief Accounting Officer and Controller, Duke Energy Progress and Duke Energy Corporation. Ms. Lee has served as Senior Vice President, Chief Accounting Officer and Controller since November 2024. Prior to that, she served as Vice President, Chief Accounting Officer and Controller from May 2021 to November 2024; Director of Investor Relations from June 2019 to May 2021; and in various roles within the Corporate Controller's organization after joining the Corporation and its affiliates in 2002. Her role as Manager and Controller of DEPSCSF began in January 2024.

Bernard J. Angelo	55
Senior Vice President of Global Securitization Services, LLC. Mr. Angelo assumed his role as Senior Vice President of Global Securitization Services in 1997. In addition, he assumed his role as Independent Manager of DEPSCSF in January 2024.

DEPSCSF is a wholly owned, bankruptcy remote subsidiary of Duke Energy Progress, LLC, which in turn is a wholly owned subsidiary of Progress Energy, Inc.. Progress Energy, Inc. is an indirect wholly owned subsidiary of Duke Energy Corporation ("Duke Energy").

Code of Conduct
Duke Energy has adopted a code of ethics that applies to all officers and employees of Duke Energy and its affiliates, including DEPSCSF. This code of ethics, entitled “Code of Business Ethics,” is posted on Duke Energy's website at www.duke-energy.com/our-company/about-us/ethics. Duke Energy's Code of Business Ethics is administered by the Chief Ethics and Compliance Officer of Duke Energy, who provides regular reports directly to the Audit Committee of the Board of Directors of Duke Energy.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $3,500 paid to Global Securitization Services, LLC, DEPSCSF does not pay any compensation to its managers or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accounting Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
DEPSCSF is a wholly owned subsidiary of Duke Energy Progress, LLC, which is the depositor, sponsor and servicer.
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.
EXHIBIT INDEX
Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit No.	Description of Exhibit
3.1
Certificate of Formation of Duke Energy Progress SC Storm Funding LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Progress, LLC filed on January 17, 2023 (File No. 333-276553-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Progress SC Storm Funding LLC dated and effective as of April 16, 2024 (incorporated by reference to Exhibit 3.2 to Form 8-K filed April 18, 2024)

4.1
Indenture, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and U.S. Bank Trust Company, National Association as Indenture Trustee and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed April 25, 2024)

4.2
Series Supplement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed April 25, 2024)

10.1
Storm Recovery Property Servicing Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2024)

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 25, 2024)

10.3
Administration Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 25, 2024)

*31.1	Rule 13a-14(d)/15d-14(d) Certification
*33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Duke Energy Progress, LLC, Servicer
*33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, Indenture Trustee
*34.1	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Duke Energy Progress, LLC, Servicer
*34.2	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst and Young LLP on behalf of U.S. Bank Trust Company, National Association, Indenture Trustee
*35.1	Servicer Compliance Statement
99.1
Financing Order, filed by Duke Energy Progress, LLC on October 23, 2023 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form SF-1 of Duke Energy Progress, LLC filed on January 17, 2023, File No. 333-276553-01)

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 2025

DUKE ENERGY PROGRESS SC STORM FUNDING LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Controller and Manager

DUKE ENERGY PROGRESS, LLC

By:	/s/ Cynthia S. Lee
Cynthia S. Lee
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Progress, LLC