Form 10-K
period 2025-12-31
Duke Energy Progress SC Storm Funding LLC; DUKE ENERGY PROGRESS, LLC.
filed 2026-03-26
CIK 2008486, 17797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
•Item 1C. Cybersecurity.
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
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Duke Energy Progress SC Storm Funding LLC ("DEPSCSF") as of the date of the report:

Name	Age	Current and Recent Positions Held
Nicholas J. Giaimo	44
Senior Vice President, Treasurer and Chief Risk Officer, Duke Energy Progress and Duke Energy Corporation. Mr. Giaimo has served in this role since January 2026, when he also assumed his role as President, Chief Financial Officer and Treasurer of DEPSCSF. Prior to this, he served as Senior Vice President of Financial Planning & Analysis, from November 2024 to January 2026; Vice President Financial Planning & Analysis from May 2021 to November 2024; Director Financial Planning & Analysis Carolinas Electric Utilities, from August 2019 to May 2021; Director Financial Planning & Analysis and CFO of Natural Gas Segment, from October 2016 to August 2019. During his tenure at Piedmont Natural Gas, Mr. Giaimo served as Assistant Treasurer and Director Investor Relations from November 2014 to October 2016 and Manager Capital Markets and Investor Relations, August 2007 to November 2014.

Abigail L. Motsinger	42
Senior Vice President, Chief Accounting Officer and Controller. Ms. Motsinger has been appointed to serve as Senior Vice President, Chief Accounting Officer and Controller, effective March 2026. Prior to that she was Vice President, Investor Relations from November 2022 until March 2026; Director, Jurisdictional Forecasting from May 2021 until November 2022; Investor Relations Manager from November 2017 until May 2021; and, prior to that, in various roles of increasing responsibility since joining Duke Energy in 2010. Her role as Manager and Controller of DEPSCSF began in March 2026.

Bernard J. Angelo	56
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
Item 11. Executive Compensation.
Other than the annual independent manager fee of $2,500 paid to Global Securitization Services, LLC, DEPSCSF does not pay any compensation to its managers or executive officers.
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
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
U.S. Bank National Association has provided the following information to the depositor:
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
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
3.1
Certificate of Formation of Duke Energy Progress SC Storm Funding LLC (incorporated by reference to Exhibit 3.1 to Registration Statement on Form SF-1 of Duke Energy Progress, LLC and Duke Energy Progress SC Storm Funding LLC filed on January 17, 2024 (File No. 333-276553-01)

3.2
Amended and Restated Limited Liability Company Agreement of Duke Energy Progress SC Storm Funding LLC dated and effective as of April 16, 2024 (incorporated by reference to Exhibit 3.2 to Form 8-K filed April 18, 2024)

4.1
Indenture, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and U.S. Bank Trust Company, National Association as Indenture Trustee and U.S. Bank National Association, as Securities Intermediary (incorporated by reference to Exhibit 4.1 to Form 8-K filed April 25, 2024)

4.2
Series Supplement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed April 25, 2024)

10.1
Storm Recovery Property Servicing Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2024)

10.2
Storm Recovery Property Purchase and Sale Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 25, 2024)

10.3
Administration Agreement, dated as of April 25, 2024, by and between Duke Energy Progress SC Storm Funding LLC and Duke Energy Progress, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 25, 2024)

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
99.1
Financing Order, filed by Duke Energy Progress, LLC on October 23, 2023 (incorporated by reference to Exhibit 99.1 to Registration Statement on Form SF-1 of Duke Energy Progress, LLC and Duke Energy Progress SC Storm Funding LLC filed on January 17, 2024, File No. 333-276553-01)

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2026

DUKE ENERGY PROGRESS SC STORM FUNDING LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Controller and Manager

DUKE ENERGY PROGRESS, LLC

By:	/s/ Abigail L. Motsinger
Abigail L. Motsinger
Senior Vice President, Chief Accounting Officer and Controller
Duke Energy Progress, LLC